Form 10-K/A
period 1997-12-31
EQUIVANTAGE HOME EQUITY LN ASSET BKD CERT SERIES 1997-03 TR
filed 1998-09-29
CIK 1048505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  333-22343



               Equivantage Acceptance Corporation, Home Equity Loan,
                  Asset-Backed Certificates, Series 1997-03 Trust
              (Exact name of registrant as specified in its charter)

New York                                            52-2061106 52-2061107
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
7485 New Horizon Way
Frederick, MD                                        21703
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

Yes    X                No__


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf of Equivantage Acceptance Corporation, Home Equity Loan, Asset-Backed Certificates, Series 1997-03 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement among Equivantage Acceptance Corporation, as Sponsor(the "Company"), Equivantage Inc., as Servicer, and Norwest Bank Minnesota, National Association as Trustee, pursuant to which the Equivantage Acceptance Corporation, Home Equity Loan, Asset-Backed Certificates, Series 1997-03 Trust registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  Equivantage Inc., as servicer <F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  Equivantage Inc., as servicer <F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a)  Equivantage Inc., as servicer <F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.<F2>

     (b) On November 10, 1997, and December 9, 1997, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.

<F2> Previously filed.






                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                Equivantage Acceptance Corporation, Home Equity Loan,
                            Asset-Backed Certificates,
                                Series 1997-03 Trust

By:     NORWEST BANK MINNESOTA, N.A.,
        as Trustee
By:     /s/Sherri J. Sharps

By:     Sherri J. Sharps
Title:  Vice President -- Securities Administration Services
Dated:  August 31, 1998




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

     (a)  Equivantage Inc., as servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

     (a)  Equivantage Inc., as servicer <F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1996.

     (a)  Equivantage Inc., as servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.

<F2> Previously filed.